Form 10-K
period 2004-12-31
ASSET BACKED FUNDING CORP C BASS MOR LN AS BK CE SE 2004 CB1
filed 2005-03-30
CIK 1279671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION




Washington, D.C.  20549

FORM 10-K







(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number:    333-108551-03

Asset Backed Funding Corporation, 2004-CB1 Trust, C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB1

(Exact Name of Registrant as Specified in its Charter)

New York

(State or Other Jurisdiction Of Incorporation)


13-4273830, 13-4273831, 13-4273832, 13-4273833

(I.R.S. Employer Identification Nos.)


c/o Asset Backed Funding Corporation

214 North Tryon St.

Charlotte, NC

(Address of Principal
Executive Offices)



28255

(Zip Code)





Registrant's telephone number, including area code:     704-386-2400



Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes            [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[    ] Yes            [ X ] No

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                          Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.


PART I

Item 1.

Business

Not applicable.

Item 2.

Properties

Not applicable.

Item 3.

Legal Proceedings

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing
Agreement (the Trust), the Trustee, the Servicer, the Seller or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Security Holders.




PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2004, the Trust had Thirty-Six (36) holders of record of the Certificates.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8.

Financial Statements and Supplementary Data

Not applicable.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9B.

Other Information.

None.



PART III

Item 10.

Directors and Executive Officers of the Registrant

Not applicable.

Item 11.

Executive Compensation

Not applicable.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13.

Certain Relationships and Related Transactions

Not applicable.

Item 14.

Principal Accounting Fees and Services


Not applicable.




PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:


(4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
        8-K on March 29, 2005).


(31.1) Rule 13a-14(a)/15d-14(a) Certification.

(99.1) Annual Independent Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

(99.2) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.


(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asset-Backed Funding Corporation

2004-CB1 Trust

C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB1




Date:

3/29/2005

By:

/s/ Larry B. Litton

Name:

Larry B. Litton

Title:

President & CEO

Company:

Litton Loan Servicing LP, as Servicer


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.





EXHIBIT INDEX

(4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on March 29, 2005).

(31.1) Rule 13a-14(a)/15d-14(a) Certification.

(99.1) Annual Independent Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

(99.2) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.






Exhibit 31.1
					 Certification

Re: Asset-Backed Funding Corporation, 2004-CB1 Trust, C-BASS Mortgage Loan
    Asset-Backed Certificates, Series 2004-CB1

I, Larry B. Litton, President & CEO of Litton Loan Servicing, LP, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Asset-Backed Funding Corporation 2004-CB1 Trust C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Pooling and Servicing Agreement , for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the Pooling and Servicing Agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee


Date:

3/29/2005

Signature:

/s/ Larry B. Litton

Title:

President & CEO

Company:

Litton Loan Servicing, LP